Form 10-Q
period 2026-06-30
Yorkville International Capital Corp.
filed 2026-08-12
CIK 2130386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-43352

YORKVILLE INTERNATIONAL CAPITAL CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1012 Springfield Avenue Mountainside, New Jersey	07092
(Address of principal executive offices)	(Zip Code)

(201) 985-8300

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-third of one redeemable warrant	YICCU	The Nasdaq Stock Market LLC

Class A ordinary shares, par value $0.0001 per share	YICC	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	YICCW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 12, 2026, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 15,333,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

YORKVILLE INTERNATIONAL CAPITAL CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

		Page
PART I – FINANCIAL INFORMATION		5

Item 1.	Financial Statements.	5

	Unaudited Condensed Balance Sheet as of June 30, 2026	5

	Unaudited Condensed Statements of Operations for the Three Months Ended June 30, 2026 and for the Period from March 31, 2026 (Inception) through June 30, 2026	6

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and for the Period from March 31, 2026 (Inception) through June 30, 2026	7

	Unaudited Condensed Statement of Cash Flows for the Period from March 31, 2026 (Inception) through June 30, 2026	8

	Notes to Unaudited Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 4.	Controls and Procedures.	29

PART II – OTHER INFORMATION		30

Item 1.	Legal Proceedings.	30

Item 1A.	Risk Factors.	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3.	Defaults Upon Senior Securities.	31

Item 4.	Mine Safety Disclosures.	31

Item 5.	Other Information.	31

Item 6.	Exhibits.	32

SIGNATURES		33

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 15, 2026, which we entered into with our Sponsor (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 17, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“CCM” are Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC;
●	“Company,” “our,” “we” or “us” are to Yorkville International Capital Corp., a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);
●	“Deferred Fee” are to the additional aggregate fee of $9,200,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination, subject to reduction based on the percentage of funds remaining in the Trust Account following redemptions of Public Shares, and shall not be paid from the accrued interest in the Trust Account;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Initial Shareholders (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);
●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 17, 2026;
●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on April 2, 2026;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on May 14, 2026, as amended, and declared effective on June 15, 2026 (File No. 333-295912);
●	“Letter Agreement” are to the Letter Agreement, dated June 15, 2026, which we entered into with our Sponsor, directors and officers;
●	“Management” or our “Management Team” are to our executive officers and non-independent directors;
●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together our ordinary shares, par value $0.0001 per share;
●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;
●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement (as defined below);
●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and CCM in the Private Placement;
●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 15, 2026, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated June 15, 2026, which we entered into with CCM, together;
●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholders’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-third of one Public Warrant (as defined below);
●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 15, 2026, which we entered into with our Sponsor, the Underwriter, and the other holders party thereto;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“Sponsor” are to Yorkville International Capital Sponsor, LLC, a Florida limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 15, 2026 which we entered into with Continental, as trustee of the Trust Account;
●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;
●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 15, 2026, which we entered into with CCM, as representative of the Underwriters;
●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-third of one Public Warrant;
●	“Warrant Agreement” are to the Warrant Agreement, dated June 15, 2026 which we entered into with Continental, as Warrant agent;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

UNAUDITED CONDENSED BALANCE SHEET

AS OF JUNE 30, 2026

Assets:
Current assets
Cash	$811,018
Prepaid expenses - current	180,647
Total current assets	991,665
Non-current assets
Prepaid expenses – non-current	117,708
Cash held in Trust Account	230,300,725
Total non-current assets	230,418,433
Total Assets	$231,410,098

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$56,087
Due to related party	15,000
Accrued expenses	6,667
Accrued offering costs	26,760
Total current liabilities	104,514
Non-current liabilities
Deferred underwriting commissions	9,200,000
Total non-current liabilities	9,200,000
Total Liabilities	9,304,514

Commitments and Contingencies (Note 7)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at redemption value of $10.01 per share	230,300,725

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 15,333,333 shares issued and outstanding	1,533
Additional paid-in capital	—
Accumulated deficit	(8,196,674)
Total Shareholders’ Deficit	(8,195,141)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$231,410,098

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM MARCH 31, 2026 (INCEPTION) THROUGH JUNE 30, 2026

	For the Three	For the Period From
	Months Ended	March 31, 2026 (inception)
	June 30,	Through June 30,
	2026	2026
Formation, general and administrative expenses	$194,210	$194,210
Loss from operations	(194,210)	(194,210)

Other income:
Income earned on cash held in Trust Account	300,725	300,725
Interest income	1,028	1,028
Other income, net	301,753	301,753
Net income	$107,543	$107,543

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	15,333,333	15,333,333

Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.01	$0.01

Basic and diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares(1)(2)	3,538,462	3,500,000

Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.01	$0.01

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND

FOR THE PERIOD FROM MARCH 31, 2026 (INCEPTION) THROUGH JUNE 30, 2026

	Class A		Class B
	Ordinary		Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2026 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor	—	—	15,333,333	1,533	23,467	—	25,000
Fair value of Public Warrants included in Public Units	—	—	—	—	3,658,052	—	3,658,052
Sale of Private Placement Warrants	—	—	—	—	6,300,000	—	6,300,000
Allocated value of transaction costs to warrants	—	—	—	—	(227,864)	—	(227,864)
Remeasurement of Class A Ordinary Shares subject to possible redemption to redemption value	—	—	—	—	(9,753,655)	(8,304,217)	(18,057,872)
Net income	—	—	—	—	—	107,543	107,543
Balance – June 30, 2026	—	$—	15,333,333	$1,533	$—	$(8,196,674)	$(8,195,141)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 31, 2026 (INCEPTION) THROUGH JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$107,543
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	5,647
Income earned on cash held in Trust Account	(300,725)
Changes in operating assets and liabilities:
Prepaid expenses	(248,355)
Due to related party	15,000
Accrued expenses	6,667
Accounts payable	56,087
Net cash used in operating activities	(358,136)

Cash Flows from Investing Activities:
Investment in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	230,000,000
Proceeds from sale of Private Placement Warrants	6,300,000
Payment of underwriting fee	(4,600,000)
Payment of Promissory Note – related party	(267,127)
Proceeds from Promissory Note – related party	155,064
Payment of offering costs	(418,783)
Net cash provided by financing activities	231,169,154

Net Change in Cash	811,018
Cash – Beginning of period	—
Cash – End of period	$811,018

Supplemental Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor under Promissory Note – related party	$81,416
Offering costs included in accrued offering costs	$26,760
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$19,353
Prepaid expenses paid by Sponsor under Promissory Note – related party	$9,200,000
Deferred underwriting commissions payable

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 1 — Organization, Business Operations and Going Concern

Yorkville International Capital Corp. (the “Company”) is a special purpose acquisition company incorporated as a Cayman Islands exempted company on March 31, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of June 30, 2026, the Company had not yet commenced operations. All activity for the period from March 31, 2026 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and activities associated with identifying and negotiating a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 15, 2026. On June 17, 2026, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit (the “Public Units”), inclusive of 3,000,000 Public Units purchased by the underwriters as a result of the full exercise of the underwriters’ over-allotment option, generating proceeds of $230,000,000 (Note 3). Each Public Unit consists of one Class A ordinary share (each, a “Public Share”) and one-third of one redeemable warrant (each, a “Public Warrant”).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 6,300,000 warrants to Yorkville International Capital Sponsor, LLC (the “Sponsor”) and Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC (“CCM”), the representative of the underwriters, at a price of $1.00 per private placement warrant (the “Private Placement Warrants”), generating proceeds of $6,300,000 (together the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”). Of those 6,300,000 Private Placement Warrants, the Sponsor purchased 4,000,000 and the underwriters purchased 2,300,000 Private Placement Warrants. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Transaction costs amounted to $14,326,960, consisting of $4,600,000 cash underwriting fees, $9,200,000 of deferred underwriting fees, and $526,960 of other offering costs.

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and income taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Public Unit sold in the Initial Public Offering, or $230,000,000, was deposited into the Trust Account (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

such earlier liquidation date as the Board may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholder’s rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes)), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The Public Shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes) and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law. In addition, the Company is permitted to withdraw up to $400,000 per annum from the trust account to fund its working capital requirements; provided, however, that such permitted withdrawals may only be made from interest and not from the principal held in the Trust Account.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and Public Shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable (other than excise or similar taxes), provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations, and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of June 30, 2026, the Company has $811,018 of cash and working capital of $887,151. The Company’s liquidity needs through June 30, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of $191,602 from the Sponsor pursuant to a promissory note (the “IPO Promissory Note”) and the net proceeds from the consummation of the Initial Public Offering and sale of the Private Placement Warrants held outside of the Trust Account. The Company fully repaid the Promissory Note upon completion of the Initial Public Offering. Additionally, the Company has access to up to $1,500,000 of Working Capital Loans and is permitted to withdraw up to $400,000 per annum from the Trust Account to fund its working capital requirements; provided, however, that such permitted withdrawals may only be made from interest and not from the principal held in the Trust Account.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern”, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of this financial statement. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine, between the United States, Israel and Iran and others in the Middle East, and Southwest Asia or other armed hostilities. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 8-K as of June 17, 2026, as filed with the SEC on June 24, 2026, which contains the Company’s audited balance sheet and notes thereto. The interim results for the three months ended June 30, 2026 and for the period from March 31, 2026 (inception) through June 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $811,018 in cash and no cash equivalents as of June 30, 2026.

Cash Held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $230,300,725, were held in an interest-bearing demand deposit account.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs consist principally of professional and registration fees that are directly related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A Ordinary Shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to the Public and Private Placement Warrants were charged to shareholders’ deficit as Public and Private Placement Warrants after management’s evaluation were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature, except for the warrants.

The Company applies FASB ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. FASB ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in FASB ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,658,051)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption	(14,099,096)
Plus:
Remeasurement of Public Shares subject to possible redemption	18,057,872
Class A Ordinary Shares subject to possible redemption at June 30, 2026	$230,300,725

Net Income per Ordinary Share

The Company has two classes of shares, Class A Ordinary Shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260,

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

“Earnings Per Share”. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months
	Ended
	June 30, 2026
	Class A	Class B
	Redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$87,379	$20,164
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,333,333	3,538,462
Basic and diluted net income per ordinary share	$0.01	$0.01

	For the Period From
	March 31, 2026 (inception)
	Through
	June 30, 2026
	Class A	Class B
	Redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$87,557	$19,986
Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,333,333	3,500,000
Basic and diluted net income per ordinary share	$0.01	$0.01

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 7,666,666 Public Warrants and 6,300,000 Private Placement Warrants outstanding as of June 30, 2026.

Share-Based Compensation

The Company accounts for share awards in accordance with FASB ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date and is equal to the underlying value of the share. Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, in the period of grant for awards that vest immediately and have no future service condition, or in the period the awards vest immediately after meeting a performance condition becomes probable (i.e., the occurrence of a Business Combination). For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“FASB ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted FASB ASU 2023-07 on March 31, 2026, the date of its incorporation.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“FASB ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. FASB ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted FASB ASU 2023-09 on March 31, 2026, the date of its incorporation. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on June 17, 2026, the Company sold 23,000,000 Public Units at $10.00 per unit, inclusive of 3,000,000 Public Units purchased by the underwriters as a result of the full exercise of the underwriters’ over-allotment option, generating proceeds of $230,000,000.

Each Public Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and CCM, the representative of the underwriters, purchased an aggregate of 6,300,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for $6,300,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Of those 6,300,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and CCM has purchased 2,300,000 Private Placement Warrants.

The proceeds from the sale of the Private Placement Warrants will be added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or saleable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, CCM or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the initial public offering in accordance with FINRA Rule 5110(g)(8).

The Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agree to (i) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the public shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the trust account; and (iv) vote any founder shares held by them and any public shares purchased during or after the Proposed Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

Note 5 — Segment Information

FASB ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

June 30,
2026
Cash	$811,018
Cash Held in Trust Account	$230,300,725

	For the Three	For the Period From
	Months Ended	March 31, 2026
	June 30,	(inception) Through
	2026	June 30,2026
Formation, general and administrative expenses	$194,210	$194,210
Income earned on cash held in Trust Account	$300,725	300,725

The CODM reviews cash held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The key measures of segment profit or loss reviewed by the CODM are income earned on the Trust Account and formation, general and administrative expenses. The CODM reviews income earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds. Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

Note 6 — Related Party Transactions

Founder Shares

On April 2, 2026, the Company issued an aggregate 15,333,333 Class B ordinary shares, $0.0001 par value (the “Founder Shares”), in exchange for a $25,000 payment (approximately $0.002 per share) from the Sponsor to cover certain expenses on behalf of the Company.

In conjunction with the closing of the Initial Public Offering, the Sponsor granted membership interests to each of three independent directors of the Company and the Chief Executive Officer (“CEO”). The membership interests received in the Sponsor correspond to an aggregate of 450,000 Founder Shares, to be distributed to the directors and CEO upon consummation of a Business Combination. Each Founder Share will automatically convert to one Class A ordinary share concurrently with or immediately following the consummation of a Business Combination. The Sponsor will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination, after which the Sponsor will distribute to each holder of the membership interests its share of the Founder Shares, subject to applicable lock-up restrictions.

The sale of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“FASB ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 450,000 shares granted to the Company’s directors was $450,000 or $1.00 per share. The fair value of the Class B ordinary shares was determined by applying a discount for lack of marketability (“DLOM”) to the underlying asset price, adjusted for downside protection. The following table presents the quantitative information regarding market assumptions used in the valuation of the Class B ordinary shares:

June 17,
2026
Underlying asset price	$1.20
Exercise price	$1.20
Estimated volatility	35.00%
Risk-free rate	4.13%
Time to expiration	2.50
Indicated cost of put option (downside protection)	0.194

The membership interests related to the Founder Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 17, 2026, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized related to these 450,000 Founder Shares. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of Founder Shares multiplied by the grant date fair value per share (unless subsequently modified).

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

The Founder Shares are designated as Class B ordinary shares and, except as described below, are identical to the Class A Ordinary Shares included in the units sold in the initial public offering, and holders of founder shares have the same shareholder rights as Public Shareholders, except that (i) the founder shares are subject to certain transfer restrictions, as described in more detail below, (ii) the founder shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors entered into a letter agreement with us, pursuant to which they agree to (A) waive their redemption rights with respect to their founder shares, private placement shares and any public shares held by them in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their founder shares, private placement shares and any public shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of the public shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the trust account with respect to their founder shares or private placement shares if we fail to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the trust account and (D) vote any founder shares and private placement shares held by them and any public shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the founder shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company amended and restated memorandum and articles of association, and (v) prior to the closing of the initial Business Combination, only holders of the Class B ordinary shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

The Sponsor has agreed not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) six months after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination (x) if the last reported sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

The Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the date on which the Company consummates the Initial Public Offering. As of June 17, 2026, the Company borrowed $191,602 under the Note. In connection with the consummation of the Initial Public Offering and private placement on June 17, 2026, $191,602 of proceeds were used to repay the Promissory Note in full. Borrowings under the note are no longer available subsequent to the consummation of the Initial Public Offering.

Administrative Services Agreement

The Company entered into an agreement, commencing on the effective date of the Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate the Sponsor a total of up to $15,000 per month for office space, utilities and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

As of June 30, 2026, there was $8,000 in due to related party related to the agreement. The Company incurred $8,000 for the three months ended June 30, 2026 and for period from March 31, 2026 (inception) through June 30, 2026. Amounts have been included in formation, general and administrative expenses in the accompanying statements of operations.

CEO Agreement

Commencing on the consummation of the Initial Public Offering, the Company entered into an agreement with Kevin McGurn to pay an aggregate of $15,000 per month for his services as Chief Executive Officer.

As of June 30, 2026, there was $7,000 in due to related party related to the agreement. The Company incurred $7,000 for the three months ended June 30, 2026 and for period from March 31, 2026 (inception) through June 30, 2026. Amounts have been included in formation, general and administrative expenses in the accompanying statements of operations.

Related Party Loans

In addition, in order to fund working capital and to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of June 30, 2026, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares).The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase an additional 3,000,000 Public Units to cover over-allotments, if any. On June 17, 2026, the underwriters fully exercised their over-allotment option for an additional 3,000,000 Units, generating additional proceeds to the Company of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Public Unit, or $4,600,000 in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred fee of $0.40 per Unit, or up to $9,200,000 in the aggregate, payable to the underwriters based on the percentage of funds remaining in the trust account after redemptions of public shares. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of June 30, 2026, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On April 2, 2026, the Company issued 15,333,333 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.002 per share. As of June 30, 2026, there were 15,333,333 Class B ordinary shares issued and outstanding.

The Founder Shares will automatically convert into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like. In the case that additional Class A Ordinary Shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B ordinary shares convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 40% of the sum of (i) the total number of ordinary shares outstanding upon the completion of the initial public offering (including any Class A Ordinary Shares issued pursuant to the underwriters’ over-allotment option and excluding the Class A Ordinary Shares underlying the private placement warrants issued to the Sponsor), plus (ii) all Class A Ordinary Shares and equity-linked securities issued or deemed issued, related to or in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement-equivalent warrants issued to the Sponsor or any of its affiliates or to our officers or directors upon conversion of Working Capital Loans made to us) minus (iii) any redemptions of Class A Ordinary Shares held by Public Shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Holders of record of the Company’s Class A Ordinary Shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, an ordinary resolution under Cayman Islands law and the amended and restated memorandum and articles of association, which requires the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by our shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the amended and restated memorandum and articles of association, such actions include amending our amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following our initial business combination, the holders of more than 50% of the ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of the initial Business Combination, only holders of the Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Class A Ordinary Shares will not be entitled to vote on these matters during such time. These provisions of the amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of the initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company voting together as a single class.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

Warrants — As of June 30, 2026, there were 13,966,666 warrants outstanding, including 7,666,666 Public Warrants, and 6,300,000 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A Ordinary Shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A Ordinary Shares underlying the warrant is then effective and a prospectus relating thereto is current. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrant. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrant, the purchaser of a Public Unit containing such warrant will have paid the full purchase price for the Public Unit solely for the Class A ordinary share underlying such Public Unit.

Under the terms of the warrant agreement, the Company will agree that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Proposed Public Offering or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrant and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Public warrant until the expiration of the warrant in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrant is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

If the holders exercise their warrants on a cashless basis, they would pay the warrant exercise price by surrendering the warrant for that number of Class A Ordinary Shares equal to the quotient obtained by dividing (x) the product of the number of Class A Ordinary Shares underlying the warrant, multiplied by the excess of the “fair market value” of the Class A Ordinary Shares over the exercise price of the warrant by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A Ordinary Shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrant, as applicable.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00:   The Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

●	if, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period commencing at least 30 days after completion of the Company’s initial Business Combination and ending three business days before the Company sends the notice of redemption to the warrant holders

Additionally, if the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

Non-Recurring Fair Value Measurements

Upon consummating the Initial Public Offering on June 17, 2026, the Public Warrants were valued using a Black-Scholes Simulation Model, resulting in a fair value of $3,658,051. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

June 17,
2026
Implied ordinary share price	$9.90
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	4.28%
Estimated implied volatility	2.36%
Market adjustment	35.69%
Calculated value per warrant	$0.49

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto included in this Report under Item 1. “Financial Statements.”

Overview

We are a blank check company incorporated in the Cayman Islands on March 31, 2026 for the purpose of effecting a Business Combination. Our Sponsor is Yorkville International Capital Sponsor, LLC.

Although we are not limited in our search for target businesses to a particular industry or sector for the purpose of consummating the Business Combination, we are focusing our search on established businesses operating in emerging markets, with a particular emphasis on Latin America and Venezuela. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. We expect to incur significant costs in the pursuit of our acquisition plans. There can be no assurance that our plans to complete a Business Combination will be successful.

Our IPO Registration Statement became effective on June 15, 2026. On June 17, 2026, we consummated our Initial Public Offering of 23,000,000 Public Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-third of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $230,000,000.

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 6,300,000 Private Placement Warrants to the Sponsor and CCM in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6,300,000. Of those 6,300,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and CCM purchased 2,300,000 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement, the amount of $230,000,000 from the net proceeds of the Initial Public Offering and the Private Placement was initially placed in the Trust Account located in the United States with Continental acting as trustee. Pursuant to the Trust Agreement, the Trust Account may be invested only (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described below.

We have until June 17, 2028 (24 months from the closing of the Initial Public Offering), or until such (x) earlier date as our Board may approve or (y) later date as our shareholders may approve, pursuant to the Amended and Restated Articles, to consummate the Business Combination. If we are unable to complete the Business Combination by the end of the Combination Period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay taxes, if any, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board, dissolve and liquidate, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our shareholders, and our Public Shareholders will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since March 31, 2026 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $114,210, which consisted of income on cash held in the Trust Account of $300,725 and interest income of $1,028, offset by formation, general and administrative expenses of $187,543.

For the period from March 31, 2026 (inception) through June 30, 2026, we had net income of $114,210, which consisted of income on cash held in the Trust Account of $300,725 and interest income of $1,028, offset by formation, general and administrative expenses of $187,543.

Liquidity and Capital Resources

Our liquidity needs through June 17, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, and subsequent to the quarterly period covered by this Report, our liquidity needs through June 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. Additionally, the Company has access to up to $1,500,000 of Working Capital Loans and is permitted to withdraw up to $400,000 per annum from the Trust Account to fund its working capital requirements; provided, however, that such permitted withdrawals may only be made from interest and not from the principal held in the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred fees of $14,326,960 in the Initial Public Offering, consisting of $4,600,000 of cash underwriting fee, the Deferred Fee of $9,200,000 and $526,960 of other offering costs.

As of June 30, 2026, we had a working capital surplus of $893,818. As of June 30, 2026, $300,725 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of June 30, 2026, we had cash held in the Trust Account of $230,300,725 (including approximately $300,725 of interest income).

We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of any taxes payable and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time, (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

As of June 30, 2026, we had cash held outside of the Trust Account of $811,018. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. The loan of $191,602 was fully repaid upon the consummation of our Initial Public Offering on June 17, 2026. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of June 30, 2026, we did not have any borrowings under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 15, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $15,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. For the period from March 31, 2026 (Inception) through June 30, 2026, we incurred $8,000 in fees for these services, which amount is included in accrued expenses in the unaudited condensed balance sheet of the financial statements included in this Report under Item 1. “Financial Statements.”

CEO Agreement

Commencing on June 15, 2026, the Company entered into an agreement with Kevin McGurn to pay an aggregate of $15,000 per month, for his services as Chief Executive Officer. The Company incurred $7,000 for the three months ended June 30, 2026 and for period from March 31, 2026 (inception) through June 30, 2026  related to this obligation has been included in formation, general and administrative expenses in the statement of operations included in this Report under Item 1. “Financial Statements.”.

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On June 17, 2026, the Underwriters fully exercised their Over-Allotment Option.

The Underwriters were paid a cash underwriting discount of $4,600,000 (2.0% of the gross proceeds of the Public Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee (based on the percentage of funds remaining in the Trust Account after redemptions of Public Shares) of up to (i) 4.0% of the gross proceeds of the base Initial Public Offering held in the Trust Account and (ii) 4.0% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $9,200,000 in the aggregate following the full exercise of the Over-Allotment Option and is payable to the Underwriters upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

Registration Rights Agreement

The holders of (i) the Founder Shares, (ii) the Private Placement Warrants and (iii) any private placement-equivalent warrants issued in connection with the Working Capital Loans, if any (and in each case holders of their underlying securities, as applicable) are entitled to registration rights pursuant to the Registration Rights Agreement, requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A Ordinary Shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. CCM may only make a demand on one occasion and only during the five-year period beginning on the effective date of the IPO Registration Statement. In addition, CCM may participate in a “piggyback” registration only during the seven-year period beginning on the effective date of the IPO Registration Statement. We will bear the expenses incurred in connection with the filing of any such registration statements.

Letter Agreement

Our Sponsor, directors and officers have entered into the Letter Agreement with us, pursuant to which, they have waived their rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete our initial Business Combination within the Combination Period. However, if they acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete our initial Business Combination within the Combination Period.

Additionally, pursuant to the Letter Agreement, our Sponsor, directors and officers will not propose any amendment to our Amended and Restated Articles to modify (i) the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the Combination Period or (ii) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding Public Shares.

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to a transfer restrictions of the earlier of (i) six months after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Warrants (including their underlying securities) shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

We have identified the following critical accounting estimates as of June 30, 2026:

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. The fair value of Public Warrants was determined using Black-Scholes Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The key inputs used in the valuation of the Public Warrants are as follows:

June 17,
2026
Implied ordinary share price	$9.90
Exercise price	$11.50
Simulation term (years)	7.00
Risk-free rate	4.28%
Estimated implied volatility	2.36%
Market adjustment	35.69%
Calculated value per warrant	$0.49

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“FASB ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted FASB ASU 2023-07 on March 31, 2026, the date of its incorporation.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosure” (“FASB ASU 2023-09”), which enhances the transparency and usefulness of income tax disclosures. FASB ASU 2023-09 will be effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted FASB ASU 2023-09 on March 31, 2026, the date of its incorporation. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that there are any other recently issued, but not yet effective, accounting standards, which, if currently adopted, would have a material effect on the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Not applicable.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

To the knowledge of our Management Team, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our IPO Registration Statement. As of the date of this Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 6,300,000 Private Placement Warrants to the Sponsor and CCM in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6,300,000. Of those 6,300,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and CCM purchased 2,300,000 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants (and underlying securities), except as otherwise disclosed in the IPO Registration Statement. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

On June 17, 2026, we consummated our Initial Public Offering of 23,000,000 Public Units, including 3,000,000 Option Units issued pursuant to the full exercise of the Over-Allotment Option. Each Public Unit consists of one Public Share and one-third of one Public Warrant. The Public Units were sold at a price of $10.00 per Public Unit, generating gross proceeds to us of $230,000,000. CCM acted as sole book-running manager and representative of the Underwriters.

On June 17, 2026, simultaneously with the closing of the Initial Public Offering and pursuant to the Private Placement Warrants Purchase Agreements, we completed the sale of an aggregate of 6,300,000 Private Placement Warrants to the Sponsor and CCM in the Private Placement at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to us of $6,300,000. Of those 6,300,000 Private Placement Warrants, the Sponsor purchased 4,000,000 Private Placement Warrants and CCM purchased 2,300,000 Private Placement Warrants. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants (and underlying securities), except as otherwise disclosed in the IPO Registration Statement.

Following the closing of the Initial Public Offering and Private Placement on June 17, 2026, a total of $230,000,000 was placed in a U.S.-based trust account maintained by Continental, acting as trustee. The proceeds held in the Trust Account may be invested by Continental, as trustee, solely (i) in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less, (ii) in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, (iii) as uninvested cash or (iv) in interest or non-interest bearing demand deposit accounts at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by Continental that is reasonably satisfactory to us, until the earlier of: (x) the completion of the Business Combination and (y) the distribution of the Trust Account, as described elsewhere in this Report. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the Trust Account, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

The remaining proceeds from the Initial Public Offering and the Private Placement are held outside the Trust Account. Such funds are being used primarily to enable us to identify a target and to negotiate and consummate our initial Business Combination.

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no purchases of our equity securities by us or an affiliate during the quarterly period covered by this Report.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Additional Information

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated June 15, 2026, by and between the Company and CCM, as representative of the several underwriters. (1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated June 15, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Investment Management Trust Agreement, June 15, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)
10.2	Registration Rights Agreement, dated June 15, 2026, by and among the Company and certain security holders. (1)
10.3	Private Placement Warrants Purchase Agreement, dated June 15, 2026, by and between the Company and the Sponsor. (1)
10.4	Private Placement Warrants Purchase Agreement, dated June 15, 2026, by and between the Company and CCM. (1)
10.5	Letter Agreement, dated June 15, 2026, by and among the Company, its officers, directors and the Sponsor. (1)
10.6	Administrative Services Agreement, dated June 15, 2026, by and between the Company and the Sponsor. (1)
10.7	Form of Indemnity Agreement. (1)
31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*Filed herewith.

**Furnished herewith.

(1)Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the SEC on June 18, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2026	YORKVILLE INTERNATIONAL CAPITAL CORP.

	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Troy Rillo
	Name:	Troy Rillo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)