Form 10-Q
period 2026-09-30
Yorkville International Capital Corp.
filed 2026-11-13
CIK 2130386

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 23,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 15,333,333 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

YORKVILLE INTERNATIONAL CAPITAL CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

		Page
PART I – FINANCIAL INFORMATION		5

Item 1.	Financial Statements.	5

	Unaudited Condensed Balance Sheet as of September 30, 2026	5

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from March 31, 2026 (Inception) through September 30, 2026	6

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from March 31, 2026 (Inception) through September 30, 2026	7

	Unaudited Condensed Statement of Cash Flows for the Period from March 31, 2026 (Inception) through September 30, 2026	8

	Notes to Unaudited Condensed Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4.	Controls and Procedures.	31

PART II – OTHER INFORMATION		32

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Mine Safety Disclosures.	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	34

SIGNATURES		35

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated June 15, 2026, which we entered into with our Sponsor (as defined below);
●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to our board of directors;
●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;
●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;
●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;
●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to June 17, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;
●	“CCM” are Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC;
●	“Company,” “our,” “we” or “us” are to Yorkville International Capital Corp., a Cayman Islands exempted company;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);
●	“Deferred Fee” are to the additional aggregate fee of $9,200,000 to which the Underwriters (as defined below) are entitled that is payable only upon our completion of the initial Business Combination, subject to reduction based on the percentage of funds remaining in the Trust Account following redemptions of Public Shares, and shall not be paid from the accrued interest in the Trust Account;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“FASB” are to the Financial Accounting Standards Board;
●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Initial Shareholders (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);
●	“U.S. GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on June 17, 2026;
●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on April 2, 2026;
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on May 14, 2026, as amended, and declared effective on June 15, 2026 (File No. 333-295912);
●	“Letter Agreement” are to the Letter Agreement, dated June 15, 2026, which we entered into with our Sponsor, directors and officers;
●	“Management” or our “Management Team” are to our executive officers and non-independent directors;
●	“Nasdaq” are to The Nasdaq Stock Market LLC;
●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;
●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;
●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together our ordinary shares, par value $0.0001 per share;
●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;
●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreement (as defined below);
●	“Private Placement Warrants” are to the warrants purchased by our Sponsor and CCM in the Private Placement;
●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated June 15, 2026, which we entered into with our Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated June 15, 2026, which we entered into with CCM, together;
●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholders’ and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-third of one Public Warrant (as defined below);
●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were subscribed for in our Initial Public Offering or purchased in the open market);
●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated June 15, 2026, which we entered into with our Sponsor, the Underwriter, and the other holders party thereto;
●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“SPAC” are to a special purpose acquisition company;
●	“Sponsor” are to Yorkville International Capital Sponsor, LLC, a Florida limited liability company;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $230,000,000 from the net proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement was placed following the closing of the Initial Public Offering;
●	“Trust Agreement” are to the Investment Management Trust Agreement, dated June 15, 2026 which we entered into with Continental, as trustee of the Trust Account;
●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;
●	“Underwriting Agreement” are to the Underwriting Agreement, dated June 15, 2026, which we entered into with CCM, as representative of the Underwriters;
●	“Units” are to the units sold in our Initial Public Offering, with each Unit consisting of one Public Share and one-third of one Public Warrant;
●	“Warrant Agreement” are to the Warrant Agreement, dated June 15, 2026 which we entered into with Continental, as Warrant agent;
●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

UNAUDITED CONDENSED BALANCE SHEET

AS OF SEPTEMBER 30, 2026

Assets:
Current assets
Cash	$582,934
Prepaid expenses - current	171,710
Total current assets	754,644
Non-current assets
Prepaid expenses – non-current	86,458
Cash held in Trust Account	232,466,418
Total non-current assets	232,552,876
Total Assets	$233,307,520

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accounts payable	$17,449
Due to related party	83,000
Accrued expenses	78,689
Total current liabilities	179,138
Non-current liabilities
Deferred underwriting commissions	9,200,000
Total non-current liabilities	9,200,000
Total Liabilities	9,379,138

Commitments and Contingencies (Note 7)
Class A Ordinary Shares subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at redemption value of $10.11 per share	232,466,418

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A Ordinary Shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding (excluding 23,000,000 shares subject to possible redemption)	—
Class B Ordinary Shares, $0.0001 par value; 20,000,000 shares authorized; 15,333,333 shares issued and outstanding	1,533
Additional paid-in capital	—
Accumulated deficit	(8,539,569)
Total Shareholders’ Deficit	(8,538,036)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$233,307,520

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM MARCH 31, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

	For the Three	For the Period From
	Months Ended	March 31, 2026 (inception)
	September 30,	Through September 30,
	2026	2026
Formation, general and administrative expenses	$348,084	$542,294
Loss from operations	(348,084)	(542,294)

Other income:
Income earned on cash held in Trust Account	2,165,693	2,466,418
Interest income	5,189	6,217
Other income, net	2,170,882	2,472,635
Net income	$1,822,798	$1,930,341

Basic and diluted weighted average shares outstanding, Class A Ordinary Shares subject to possible redemption	23,000,000	13,250,000

Basic and diluted net income per share, Class A Ordinary Shares subject to possible redemption	$0.05	$0.07

Basic and diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares	15,333,333	15,333,333

Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.05	$0.07

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND

FOR THE PERIOD FROM MARCH 31, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

	Class A		Class B
	Ordinary		Ordinary		Additional		Total
	Shares		Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – March 31, 2026 (inception)	—	$—	—	$—	$—	$—	$—
Class B Ordinary Shares issued to Sponsor	—	—	15,333,333	1,533	23,467	—	25,000
Fair value of Public Warrants included in Public Units	—	—	—	—	3,658,052	—	3,658,052
Sale of Private Placement Warrants	—	—	—	—	6,300,000	—	6,300,000
Allocated value of transaction costs to warrants	—	—	—	—	(227,864)	—	(227,864)
Remeasurement of Class A Ordinary Shares subject to possible redemption to redemption value	—	—	—	—	(9,753,655)	(8,304,217)	(18,057,872)
Net income	—	—	—	—	—	107,543	107,543
Balance – June 30, 2026	—	$—	15,333,333	$1,533	$—	$(8,196,674)	$(8,195,141)
Remeasurement of Class A Ordinary Shares subject to possible redemption to redemption value	—	—	—	—	—	(2,165,693)	(2,165,693)
Net income	—	—	—	—	—	1,822,798	1,822,798
Balance – September 30, 2026	—	$—	15,333,333	$1,533	$—	$(8,539,569)	$(8,538,036)

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 31, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net income	$1,930,341
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	5,647
Income earned on cash held in Trust Account	(2,466,418)
Changes in operating assets and liabilities:
Prepaid expenses	(208,168)
Due to related party	83,000
Accrued expenses	78,689
Accounts payable	17,449
Net cash used in operating activities	(559,460)

Cash Flows from Investing Activities:
Investment in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Public Units	230,000,000
Proceeds from sale of Private Placement Warrants	6,300,000
Payment of underwriting fee	(4,600,000)
Payment of Promissory Note – related party	(267,127)
Proceeds from Promissory Note – related party	155,064
Payment of offering costs	(445,543)
Net cash provided by financing activities	231,142,394

Net Change in Cash	582,934
Cash – Beginning of period	—
Cash – End of period	$582,934

Supplemental Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor under Promissory Note – related party	$81,416
Offering costs included in accrued offering costs	$—
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$19,353
Prepaid expenses paid by Sponsor under Promissory Note – related party	$30,647
Deferred underwriting commissions payable	$9,200,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not yet commenced operations. All activity for the period from March 31, 2026 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and activities associated with identifying and negotiating a potential Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on June 15, 2026. On June 17, 2026, the Company consummated the Initial Public Offering of 23,000,000 units at $10.00 per unit (the “Public Units”), inclusive of 3,000,000 Public Units purchased by the underwriters as a result of the full exercise of the underwriters’ over-allotment option, generating proceeds of $230,000,000 (Note 3). Each Public Unit consists of one Class A ordinary share (the “Class A Ordinary Shares” and the Class A Ordinary Shares included within the Public Units, the “Public Shares”) and one-third of one redeemable warrant (the “Warrants” and the Warrants included within the Public Units, the “Public Warrants”).

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

The Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and income taxes payable on the income earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Upon the closing of the Initial Public Offering, an aggregate of $10.00 per Public Unit sold in the Initial Public Offering, or $230,000,000, was deposited into a trust account with Continental Stock Transfer & Trust Company (the “Trust Account”) and invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the management team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering or by such earlier liquidation date as the Board may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholder’s rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the public shareholders (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (other than excise or similar taxes)), divided by the number of then outstanding Public Shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share. The Public Shares subject to possible redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

SEPTEMBER 30, 2026

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

Liquidity and Capital Resources

As of September 30, 2026, the Company has $582,934 of cash and working capital of $575,506. The Company’s liquidity needs through September 30, 2026 have been satisfied through a contribution of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, a loan of $267,127 from the Sponsor pursuant to a promissory note (the “IPO Promissory Note”) and the net proceeds from the consummation of the Initial Public Offering and sale of the Private Placement Warrants held outside of the Trust Account. The Company fully repaid the Promissory Note upon completion of the Initial Public Offering. Additionally, the Company has access to up to $1,500,000 of Working Capital Loans and is permitted to withdraw up to $400,000 per annum from the Trust Account to fund its working capital requirements; provided, however, that such permitted withdrawals may only be made from interest and not from the principal held in the Trust Account.

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

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 8-K as of June 17, 2026, as filed with the SEC on June 24, 2026, which contains the Company’s audited balance sheet and notes thereto. The interim results for the three months ended September 30, 2026 and for the period from March 31, 2026 (inception) through September 30, 2026, are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.

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

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $582,934 in cash and no cash equivalents as of September 30, 2026.

Cash Held in Trust Account

As of September 30, 2026, the Company held $232,466,418 in an interest-bearing demand deposit account within the Trust Account. The Company classifies these funds as restricted cash and presents them separately as cash held in the Trust Account in the condensed balance sheet. Use of the funds is subject to the terms of the Trust Agreement, which provides for their use in connection with the Company’s initial Business Combination or the redemption of Public Shares.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution and the Trust Account held in an interest-bearing demand deposit account, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. Any loss incurred or lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

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

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of September 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$230,000,000
Less:
Proceeds allocated to Public Warrants	(3,658,052)
Offering costs allocated to Class A Ordinary Shares subject to possible redemption	(14,099,095)
Plus:
Remeasurement of Public Shares subject to possible redemption	20,223,565
Carrying value of Class A Ordinary Shares subject to possible redemption at September 30, 2026	$232,466,418

Net Income per Ordinary Share

The Company has two classes of shares, Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months
	Ended
	September 30, 2026
	Class A	Class B
	Redeemable	Non-redeemable
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$1,093,679	$729,119
Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	15,333,333
Basic and diluted net income per ordinary share	$0.05	$0.05

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

	For the Period From
	March 31, 2026 (inception)
	Through
	September 30, 2026
	Class A	Class B
	Redeemable	Non-redeemable
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$894,823	$1,035,518
Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,250,000	15,333,333
Basic and diluted net income per ordinary share	$0.07	$0.07

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. There are 7,666,666 Public Warrants and 6,300,000 Private Placement Warrants outstanding as of September 30, 2026.

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

SEPTEMBER 30, 2026

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

Each Public Unit consists of one Public Share and one-third of one Public Warrant Each whole Warrant will entitle the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole Warrants are exercisable. No fractional Warrants will be issued upon separation of the units and only whole Warrants will trade. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

The Private Placement Warrants are identical to the Public Warrants sold in the Initial Public Offering except that, so long as they are held by the Sponsor, CCM or their permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (ii) will be entitled to registration rights and (iii) with respect to private placement warrants held by CCM and/or its designees, will not be exercisable more than five years from the commencement of sales in the initial public offering in accordance with FINRA Rule 5110(g)(8).

The Sponsor and the Company’s officers and directors entered into a letter agreement with the Company, pursuant to which they agree to (i) waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and any Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the trust account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

September 30,
2026
Cash	$582,934
Cash Held in Trust Account	$232,466,418

	For the Three	For the Period From
	Months Ended	March 31, 2026
	September 30,	(inception) Through
	2026	September 30, 2026
Formation, general and administrative expenses	$348,084	$542,294
Income earned on cash held in Trust Account	$2,165,693	2,466,418

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

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 6 — Related Party Transactions

Founder Shares

On April 2, 2026, the Company issued an aggregate 15,333,333 Founder Shares in exchange for a $25,000 payment (approximately $0.002 per share) from the Sponsor to cover certain expenses on behalf of the Company.

In conjunction with the closing of the Initial Public Offering, the Sponsor granted membership interests to each of three independent directors of the Company and the Chief Executive Officer (“CEO”). The membership interests received in the Sponsor correspond to an aggregate of 450,000 Founder Shares, to be distributed to the directors and CEO upon consummation of a Business Combination. Each Founder Share will automatically convert to one Class A ordinary share concurrently with or immediately following the consummation of a Business Combination. The Sponsor will retain all voting and dispositive power over all Founder Shares until the consummation of the Business Combination, after which the Sponsor will distribute to each holder of the membership interests their respective share of the Founder Shares, subject to applicable lock-up restrictions.

The grant of the membership interests to the Company’s directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“FASB ASC 718”). Under FASB ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 450,000 shares granted to the Company’s directors was $450,000 or $1.00 per share. The fair value of the Class B Ordinary Shares was determined by applying a discount for lack of marketability (“DLOM”) to the underlying asset price, adjusted for downside protection. The following table presents the quantitative information regarding market assumptions used in the valuation of the Class B Ordinary Shares:

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

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The Founder Shares are designated as Class B Ordinary Shares and, except as described below, are identical to the Class A Ordinary Shares included in the units sold in the initial public offering, and holders of Founder Shares have the same shareholder rights as Public Shareholders, except that (i) the Founder Shares are subject to certain transfer restrictions, as described in more detail below, (ii) the Founder Shares are entitled to registration rights; (iii) the Sponsor and the Company’s officers and directors entered into a letter agreement with us, pursuant to which they agree to (A) waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and any Public Shares held by them in connection with the completion of the initial Business Combination, (B) waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and any Public Shares held by them in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of the Public Shares if we have not consummated an initial business combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, (C) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares or Private Placement Warrants if we fail to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within such time period and to liquidating distributions from assets outside the Trust Account and (D) vote any Founder Shares and Private Placement Warrants held by them and any Public Shares purchased during or after the initial public offering (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination transaction) in favor of the initial Business Combination, (iv) the Founder Shares are automatically convertible into Class A Ordinary Shares in connection with the consummation of the initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment as described herein and in the Company amended and restated memorandum and articles of association, and (v) prior to the closing of the initial Business Combination, only holders of the Class B Ordinary Shares will be entitled to vote on the appointment and removal of directors or continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands).

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

Promissory Note — Related Party

The Company and the Sponsor entered into a loan agreement, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the date on which the Company consummates the Initial Public Offering. As of the Initial Public Offering, the Company borrowed $267,127 under the Note. In connection with the consummation of the Initial Public Offering and private placement on June 17, 2026, $267,127 of proceeds were used to repay the Promissory Note in full. Borrowings under the note are no longer available subsequent to the consummation of the Initial Public Offering.

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

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

As of September 30, 2026, there was $53,000 in due to related party related to the agreement. The Company incurred $45,000 and $53,000, respectively, for the three months ended September 30, 2026 and for period from March 31, 2026 (inception) through September 30, 2026. Amounts have been included in formation, general and administrative expenses in the accompanying statements of operations.

CEO Agreement

Commencing on the consummation of the Initial Public Offering, the Company entered into an agreement with Kevin McGurn to pay an aggregate of $15,000 per month for his services as Chief Executive Officer.

As of September 30, 2026, there was $30,000 in due to related party related to the agreement. The Company incurred $45,000 and $52,000, respectively, for the three months ended September 30, 2026 and for period from March 31, 2026 (inception) through September 30, 2026. Amounts have been included in formation, general and administrative expenses in the accompanying statements of operations.

Due to Related Party

As of September 30, 2026, there was $83,000, due to related party pursuant to the Administrative Services Agreement and CEO Agreement. The Company incurred $90,000 and $105,000, respectively, for the three months ended September 30, 2026 and for period from March 31, 2026 (inception) through September 30, 2026. Amounts have been included in formation, general and administrative expenses in the accompanying statements of operations.

Related Party Loans

In addition, in order to fund working capital and to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

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

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase an additional 3,000,000 Public Units to cover over-allotments, if any. On June 17, 2026, the underwriters fully exercised the over-allotment option for an additional 3,000,000 Units, generating additional proceeds to the Company of $30,000,000.

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

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026, there were no Class A Ordinary Shares issued or outstanding, excluding 23,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On April 2, 2026, the Company issued 15,333,333 Class B Ordinary Shares to the Sponsor for $25,000, or approximately $0.002 per share. As of September 30, 2026, there were 15,333,333 Class B Ordinary Shares issued and outstanding.

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

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Warrants — As of September 30, 2026, there were 13,966,666 warrants outstanding, including 7,666,666 Public Warrants, and 6,300,000 Private Placement Warrants. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The Public Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Under the terms of the Warrant Agreement, the Company will agree that, as soon as practicable, but in no event later than 20 business days after the closing of its Business Combination, it will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement for the Initial Public Offering or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrant and thereafter will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the Company’s initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the Public warrant until the expiration of the warrant in accordance with the provisions of the Warrant Agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrant is not effective by the sixtieth (60th) business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

YORKVILLE INTERNATIONAL CAPITAL CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

Non-Recurring Fair Value Measurements

Upon consummating the Initial Public Offering on June 17, 2026, the Public Warrants were valued using a Black-Scholes Simulation Model, resulting in a fair value of $3,658,052. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since March 31, 2026 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,822,798, which consisted of income on cash held in the Trust Account of $2,165,693 and interest income of $5,189, offset by formation, general and administrative expenses of $348,084.

For the period from March 31, 2026 (inception) through September 30, 2026, we had net income of $1,930,341, which consisted of income on cash held in the Trust Account of $2,466,418 and interest income of $6,217, offset by formation, general and administrative expenses of $542,294.

Liquidity and Capital Resources

Our liquidity needs through June 17, 2026 were satisfied through (i) payment of $25,000 from the Sponsor for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account. Additionally, the Company has access to up to $1,500,000 of Working Capital Loans and is permitted to withdraw up to $400,000 per annum from the Trust Account to fund its working capital requirements; provided, however, that such Permitted Withdrawals may only be made from interest and not from the principal held in the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred fees of $14,326,960 in the Initial Public Offering, consisting of $4,600,000 of cash underwriting fee, the Deferred Fee of $9,200,000 and $526,960 of other offering costs.

As of September 30, 2026, we had a working capital surplus of $575,506. As of September 30, 2026, $2,466,418 of the amount earned on funds held in the Trust Account was available to pay taxes, if any.

As of September 30, 2026, we had cash held in the Trust Account of $232,466,418 (including approximately $2,466,418 of interest income).

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

As of September 30, 2026, we had cash held outside of the Trust Account of $582,934. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete a Business Combination.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2026 or the completion of our Initial Public Offering. The loan of $267,127 was fully repaid upon the consummation of our Initial Public Offering on June 17, 2026. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $10.00 per unit. Such warrants would be identical to the Private Placement Warrants. As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on June 15, 2026, and until the completion of our Business Combination or liquidation, we reimburse the Sponsor $15,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three months ended September 30, 2026 and the period from March 31, 2026 (Inception) through September 30, 2026, we incurred $45,000 and $53,000, respectively in fees for these services, which amount is included in due to related party in the unaudited condensed balance sheet of the financial statements included in this Report under Item 1. “Financial Statements.”

CEO Agreement

Commencing on June 15, 2026, the Company entered into an agreement with Kevin McGurn to pay an aggregate of $15,000 per month, for his services as Chief Executive Officer. The Company incurred $45,000 and $52,000, respectively, for the three months ended September 30, 2026 and for period from March 31, 2026 (inception) through September 30, 2026 related to this obligation has been included in formation, general and administrative expenses in the statement of operations included in this Report under Item 1. “Financial Statements.”

Underwriting Agreement

We granted the Underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any. On June 17, 2026, the Underwriters fully exercised the Over-Allotment Option.

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

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” in conformity with U.S GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included in this Report under Item 1. “Financial Statements” could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity.

We have identified the following critical accounting estimates as of September 30, 2026:

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated the classification of the warrant instruments and accounted for the Warrants under equity treatment at their relative fair values. The fair value of Public Warrants was determined using Black-Scholes Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The key inputs used in the valuation of the Public Warrants are as follows:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026	YORKVILLE INTERNATIONAL CAPITAL CORP.

	By:	/s/ Kevin McGurn
	Name:	Kevin McGurn
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Troy Rillo
	Name:	Troy Rillo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)